Form 10KSB
period 2001-12-31
SHERWOOD CAPITAL III CORP
filed 2002-03-27
CIK 1138938

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year
                   Ended December 31, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from         to
                                               ---------  ---------

                         Commission File Number: 0-32841

                           SHERWOOD CAPITAL III CORP.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

         Oklahoma                                            73-1599605
 ----------------------                             ---------------------------
(State of Incorporation)                           (I.R.S. Employer I.D. Number)

            211 N. Robinson, Suite 200, Oklahoma City, Oklahoma 73102
                --------------------------------------        --------
               (Address of Principal executive offices)      (Zip Code)

                    Issuer's telephone number (405) 235-5728

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12 (g) of the Exchange Act:

                     Shares of Common Stock, par value $.002
                                 --------------
                                (Title of class)

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes X No
                                                 -----  -----

     Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

     Revenues from continuing operations for the year ended December 31, 2001 were $-0-.

     The aggregate market value of voting common stock held by non affiliates was $-0- on March 15, 2002, based on the price at which the stock was sold or the average bid and ask price of such stock on that day. As of March 15, 2002, 2,050,000 shares of the issuer's common stock, par value $.002, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
     None.

           Transitional Small Business Disclosure Format: Yes     No  X  .
                                                             -----  -----

                           SHERWOOD CAPITAL III CORP.
                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                            Page
Item                                                                        ----

PART I

1.       Description of Business                                            1

2.       Description of Property                                            16

3.       Legal Proceedings                                                  16

4.       Submission of Matters to a Vote of Security Holders                16

PART II

5.       Market for Common Equity and Related
                  Stockholder Matters                                       17

6.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       17

7.       Financial Statements                                               18

8.       Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                  25

PART III

9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16 (a) of  the Exchange Act       25

10.      Executive Compensation                                             26

11.      Security Ownership of Certain Beneficial Owners and Management     27

12.      Certain Relationships and Related Transactions                     28

13.      Exhibits and Reports on Form 8-K                                   30

14.      Signatures                                                         31

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS.

The Company -

     The Company was incorporated under the laws of the State of Oklahoma on October 31, 2000, and is in the developmental stage. In 2000 and early 2001, the Company raised $5,200 in a private placement. From the period of inception in 2000 through the date hereof, the Company had no operating revenues or business. The company has no commercial operations as of the date hereof. The company has no full-time employees and owns no real estate.

     The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. The Company filed a Form 10-SB on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934. As a "reporting company," the Company may be more attractive to a private acquisition target because it may be listed to trade its shares on the OTCBB.

     It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that no funds are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

     The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or a stock exchange (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

     The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     As a consequence of this registration of its securities, any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

     Depending upon the nature of the transaction, the current officers and directors of the Company may resign management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

     It is anticipated that business opportunities will come to the Company's attention from various sources, including its officer and director, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

     The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Oklahoma law to enter into such a transaction if:

1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

     It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

     It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

     The analysis of business opportunities will be undertaken by or under the supervision of the Company's President, who is not a professional business analyst. See "Management." Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

2. The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company Regulation of Penny Stocks."

4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

5.   The extent to which the business opportunity can be advanced;

6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and net tangible assets of at least $2,000,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

     Not one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

     Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

     As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

     It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - Regulation of Penny Stocks."

     Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

     There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Form of Acquisition

     It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

     It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

     The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

     As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

     In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock. Further, in conjunction with an acquisition or merger, it is likely that management may offer to sell a controlling interest at a price not relative to or reflective of any value of the shares sold by management, and at a price which could not be achieved by individual shareholders at the time.

Investment Company Act and Other Regulation

     The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

     Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

     The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

     Any securities which the Company might acquire in exchange for its Common Stock are expected to be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

     An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

     The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will possibly experience competition from other public "blank check" companies, some of which may have more funds available than does the Company.

No Rights of Dissenting Shareholders

     The Company does not intend to provide Company shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because Oklahoma Business Corporation Act vests authority in the Board of Directors to decide and approve matters involving acquisitions within certain restrictions. Any transaction would be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being merged into a wholly owned subsidiary. Therefore, a shareholder will have no right of dissent under Oklahoma law.

No Target Candidates for Acquisition

     None of the Company's Officers, Directors, promoters, affiliates, or associates have had any preliminary contact or discussion with any specific candidate for acquisition. There are no present plans, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition transaction.

Administrative Offices

     The Company currently maintains a mailing address at 211 N. Robinson, Suite 200, Oklahoma City, Oklahoma, 73102 which is the office address of its President. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees

     The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

Risk Factors

1. Conflicts of Interest. Certain conflicts of interest may exist between the Company and its officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See "Management" and "Conflicts of Interest."

     It is anticipated that Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's officers may consider his own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

2. Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

3. Regulation of Penny Stocks. The Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

     In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute

"penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

     Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

4. Lack of Operating History. The Company was formed in October, 2000 for the purpose of seeking a business opportunity. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, The Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

5. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

6. Possible Business - Not Identified and Highly Risky. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders if the business or opportunity proves to be unsuccessful. See
Item 1 "Description of Business."

7. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

8. Impracticability of Exhaustive Investigation. The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

9. Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

10. Reliance upon Financial Statements. The Company generally will require audited financial statements from companies that it proposes to acquire. Given cases where audited financials are available, the Company will have to rely upon interim period unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

     Moreover, the Company will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the Securities and Exchange Commission (the "Commission") and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences.

     In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, or on any existing stock exchange.

Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

11. Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

12. Dependence upon Management; Limited Participation of Management. The Company currently has only two individuals who are serving as its officers and directors on a part time basis. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

13. Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

14. Indemnification of Officers and Directors. Oklahoma Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

15. Director's Liability Limited. Oklahoma Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

16. Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors.

The selection of any such advisors will be made by the Company's President without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

17. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

18. Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

19. No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

20. Loss of Control by Present Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders. In addition, the Company's major shareholders could sell control blocks of stock at a premium price to the acquired company's stockholders.

21. No Public Market Exists. There is no public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

22. Rule 144 Sales. All of the outstanding shares of Common Stock held by present officers, directors, and stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. Nonaffiliate shareholders who have held their shares under Rule 144(K) for two years are eligible to have freely tradable shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. All shares become available for resale (subject to volume limitations for affiliates) under Rule 144, one year after date of purchase subject to applicable volume restrictions under the Rule.

23. Blue Sky Considerations. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Some jurisdictions may not under any circumstances allow the trading or resale of blind-pool or "blank-check" securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

24. Blue Sky Restrictions. Many states have enacted statutes or rules which restrict or prohibit the sale of securities of "blank check" companies to residents so long as they remain without specific business companies. To the extent any current shareholders or subsequent purchaser from a shareholder may reside in a state which restricts or prohibits resale of shares in a "blank check" company, warning is hereby given that the shares may be "restricted" from resale as long as the company is a shell company.

     In the event of a violation of state laws regarding resale of "blank check" shares the Company could be liable for civil and criminal penalties which would be a substantial impairment to the Company. At date of this registration statement, all shareholders' shares bear a "restrictive legend," and the Company will examine each shareholders' resident state laws at the time of any proposed resale of shares now outstanding to attempt to avoid any inadvertent breach of state laws.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company has no property. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 211 N. Robinson, Suite 200, Oklahoma City, Oklahoma, 73102. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

     The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

     No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 2001.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is not currently a public trading market for the Company's securities. Such securities are currently held of record by a total of approximately 104 persons.

     No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company remains in the development stage. Since inception, it has received cash proceeds of $5,200 from sale of stock. The Company has expended a portion of its cash and the expenditure of such funds in furtherance of its business plan, including primarily expenditure of funds to pay legal, printing, filing and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended December 31, 2001, reflects a current asset value of $3,104, which is all in the form of cash, current liabilities of $0, and a deficit of $2,096 accumulated during the development stage.

Results of Operations

     During the period from October 31, 2000 (inception) through December 31, 2001, the Company has accumulated a deficit of $2,096. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues other than interest were received by the Company during this period.

     For the fiscal year ending December 31, 2002, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Plan of Operations and Need for Additional Financing

     During the fiscal year ending December 31, 2002, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities.

     No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

ITEM 7.  FINANCIAL STATEMENTS.

     Index to Financial Statements:
                                                                            Page

     Report of Independent Certified Public Accountants                      19

     Balance Sheets                                                          20

     Statements of Operations                                                21

     Statements of Stockholders' Equity                                      22

     Statements of Cash Flow                                                 23

     Notes to Financial Statements                                           24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                          Hunter, Atkins & Russell, PLC
                          Certified Public Accountants





                          Independent Auditors' Report


To the Board of Directors
Sherwood Capital III Corp.
Oklahoma City, Oklahoma

We have audited the accompanying balance sheets of Sherwood Capital III Corp. (a development stage company) as of December 31, 2000 and 2001, and the related statements of income, cash flows and changes in stockholders' equity for the year ended December 31, 2001 and from inception, October 31, 2000, to December 31, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sherwood Capital III Corp. as of December 31, 2000 and 2001, and the results of its operations and its cash flows from inception, October 31, 2000, to December 31, 2000 and 2001 in conformity with generally accepted accounting principles.


/s/  Hunter, Atkins & Russell
----------------------------------
     Hunter, Atkins & Russell, PLC


February 6, 2002


         5805 North Grand Blvd., Suite D, Oklahoma City, Oklahoma 73118
                    Telephone: 405 843-3964 Fax: 405 843-9975

                           Sherwood Capital III Corp.
                          (A Development Stage Company)
                                  Balance Sheet
                           December 31, 2000 and 2001




                                                                December 31,

                                    ASSETS                     2001      2000
                                                               ----      ----
CURRENT ASSETS

     Cash and cash equivalents                               $ 3,104    $ 4,183
                                                             -------    -------
            Total current assets                             $ 3,104    $ 4,183
                                                             -------    -------
                                                             $ 3,104    $ 4,183
                                                             =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                        $     0    $   301
                                                             -------    -------
            Total current liabilities                              0        301

STOCKHOLDERS' EQUITY

     Common Stock - par value $0.002;
        24,000,0000 shares authorized
        2,050,000 shares issues and outstanding                4,100      3,590
     Preferred stock - par value $0.002;
        1,000,000 shares authorized;
        0 shares issued and outstanding                            0          0
     Additional paid-in capital                                1,100        590
     Deficit accumulated during development stage             (2,096)      (298)
                                                             -------    -------
            Total Stockholders' Equity                         3,104      3,882
                                                             -------    -------

            Total Liabilities and Stockholders' Equity       $ 3,104    $ 4,183
                                                             =======    =======


           See accountant's report and notes to financial statements.



                                     Sherwood Capital III Corp.
                                    (A Development Stage Company)
                                       Statement of Operations




                                               Year Ended             Period from October 31, 2000
                                              December 31,          (inception) through December 31,
                                                  2001                 2000                  2001
                                                  ----                 ----                  ----

OPERATING COSTS AND EXPENSES
     Professional Fees                          $ 1,861               $   301               $ 2,162
                                                -------               -------               -------
            Operating loss                       (1,861)                 (301)               (2,162)

OTHER INCOME

     Interest                                        63                     3               $    66
                                                -------               -------               -------
            Loss before income taxes             (1,798)                 (298)               (2,096)

Provision for income taxes                            0                     0                     0

            Net Loss                            ($1,798)              ($  298)              ($2,096)
                                                =======               =======               =======


                     See accountant's report and notes to financial statements.

                                               Page 21



                                           Sherwood Capital III Corp.
                                          (A Development Stage Company)
                                             Statement of Changes in
                                  Stockholders' Equity From Inception, October
                                     31, 2000 to December 31, 2000 and 2001



                                                                                                      Deficit
                                                                                                    Accumulated
                                                                   Common Stock                       During
                                                                   ------------         Paid-In     Development
                                           Date                 Shares      Amount      Capital       Stage
                                           ----               ---------   ----------   ----------   ----------
Issuance of common stock for cash   October 31, 2000          1,500,000   $    3,000         --           --

Sale of stock pursuant to Private
     Placement Memorandum dated
     November 30, 2000              Nov. 30- Dec. 31, 2000      295,000          590   $      590         --

Net loss                                                           --           --           --     ($     298)
                                                             ----------   ----------   ----------   ----------

Balance, December 31, 2000                                    1,795,000        3,590          590         (298)

Sale of stock pursuant to Private
     Placement Memorandum dated
     November 30, 2000              Jan. 1 - Jan. 31, 2001      255,000          510          510         --

Net loss                                                           --           --           --         (1,798)
                                                             ----------   ----------   ----------   ----------

Balance, December 31, 2001                                    2,050,000   $    4,100   $    1,100   ($   2,096)
                                                             ==========   ==========   ==========   ==========


                           See accountant's report and notes to financial
statements.

                                                     Page 22



                                           Sherwood Capital III Corp.
                                          (A Development Stage Company)
                                             Statement of Cash Flows



                                                      Year Ended           Period from October 31, 2000
                                                     December 31,         (inception) through December 31,
                                                         2001                 2000                 2001
                                                         ----                 ----                 ----

Cash flows from operating activities
     Net loss                                          ($1,798)             ($  298)             ($2,096)

Adjustments to reconcile net income to net cash provided by operating activities:
        Increase (decrease) in accounts payable           (301)                 301                    0
                                                       -------              -------              -------
        Net cash provided by operating activities       (2,099)             $     3               (2,096)

Cash flows from investing activities                         0                    0                    0

Cash flows from financing activities
     Proceeds from issuance of common stock              1,020                4,180                5,200
                                                       -------              -------              -------
        Net cash provided by financing activities        1,020                4,180                5,200
                                                       -------              -------              -------
Net increase (decrease) in cash and cash equivalents
                                                       ($1,079)             $ 4,183              $ 3,104
Cash and cash equivalents at beginning of period
                                                         4,183                    0                    0
                                                       -------              -------              -------
Cash and cash equivalents at end of period              $3,104               $4,183               $3,104
                                                       =======              =======              =======


                           See accountant's report and notes to financial
statements.

                                                     Page 23

                           Sherwood Capital III Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2000 and 2001


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Sherwood Capital III Corp. (the "Company"), a development stage company, was incorporated on October 31, 2000 under the laws of the State of Oklahoma, to develop itself through registration under the Securities Act of 1934 and, as a reporting company, actively seek to purchase, merge or otherwise combine with other active businesses.

Basis of Accounting
The Company prepares its financial statements using the accrual basis of accounting. All revenues are recognized when earned and all expenses recognized when incurred.

Cash and Cash Equivalents
For purposes of the cash flow statement, the Company recognizes all highly liquid debt instruments with a maturity of three months or less to be a cash equivalent.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported and contingent liabilities disclosed in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

Income taxes
Deferred income taxes are provided on temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets or liabilities are determined by applying the presently enacted tax rates and laws. At December 31, 2000 and 2001, the Company has a net deferred tax asset related to a net operating loss carryforward incurred from inception, October 31, 2000 to December 31, 2000 and 2001. Such deferred tax asset, incurred during the Company's development stage, are immaterial and therefore not reflected in these financial statements.

NOTE B - STOCK OFFERING

Pursuant to a Private Placement Memorandum dated November 30, 2000, the Company, in conjunction with Sherwood Capital I and II Corp. and Avondale Capital I, II and III Corp., offered for sale 500,000 shares of its common stock in 100 units. Each unit, offered at a price of $120, consists of 30,000 shares of common stock, 5000 shares in each of the six companies. The Offering was amended to increase the total number of units to 110. As of December 31, 2000, a total of 59 units had been sold. The remaining 51 units were sold prior to January 24, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Management -

     Name                              Age     Position(s) with the Company
     ----                              ---     ----------------------------

     Greg Jones... ....................39      President and Director
     Mark A.  Robertson................52      Secretary/Treasurer and Director

     The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis, but less than 10 hours per month. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

Directors and Officers of the Company -

     The following is a brief description of the business experience during the past five years of each of the above-name persons:

     Greg Jones, is a founding director of Capital West Securities, Inc., the largest NASD- registered broker dealer based in Oklahoma. Capital West currently has more than ten thousand active client accounts valued at over seven hundred million dollars. Prior to the formation of Capital West in 1995, Mr. Jones was employed as a Investment broker and securities trader for Stifel, Nicolaus and Company, Inc., a NYSE-registered firm. Mr. Jones has been an active participant in the capital markets for 15 years, and has shaped his career around growing and advising startup and early stage companies. While at Capital West, he successfully launched several initial public offerings, including Zymetx, CD Warehouse, and Horizon Pharmacies, Inc. Private company engagements include Webcasts, Inc., and Ceryx, Inc. an advanced diesel pollution control company. Mr. Jones is a director and co-founder of Ceryx.

     Mark A. Robertson, is a partner in the law firm of Robertson & Williams, concentrating his practice in corporate finance, merger and acquisitions and general corporate representation. Mr. Robertson has been practicing law for over 25 years and serves as an advisor to numerous public and private companies. Mr. Robertson serves on several private company boards of directors as well as a number of charitable and not for profit boards and foundations. Mr. Robertson graduated from the University of Oklahoma College of Law with a Juris Doctor degree and DePauw University with a Bachelor of Arts degree.

Key Advisors -

     Chris Cochran, is currently Vice President of Corporate Finance for Capital West Securities, Inc. In this capacity, Mr. Cochran is actively involved in assisting corporate clients meet their business development objectives. Mr. Cochran is proficient in all areas of the investment banking business including, but not limited to, initial public offerings, private placements and mergers and acquisitions. Most recently, Mr. Cochran assisted in the successful merger of a client company to a major multi-national internet content provider. Prior to joining Capital West, Mr. Cochran was a Vice President for Stifel, Nicolaus & Company where he was involved in assisting municipal and corporate clients in obtaining more than $1 billion of debt financing.

     Robert G. Rader, is currently Senior Vice President of Corporate Finance for Capital West Securities, Inc. While at Capital West, Mr. Rader has been involved in seven initial public offerings as an underwriter. These offerings were listed on the American Stock Exchange, the NASDAQ National Market System
(NMS) or NASDAQ small cap markets. Mr. Rader has also been involved in private placements, merger and acquisitions. Mr. Rader entered the securities business in 1959 and has been involved in several NYSE and NASD brokerage firms. Not only is he a registered principal of the NASD, he is also an arbitrator for the New York Stock Exchange and the National Association of Securities Dealers.

     Robert O. McDonald, is Chairman of the Board of Directors of Capital West Securities, Inc. and its parent holding company, Affinity Holding Corp. Mr. McDonald started his investment career in 1961 with Allen and Company and left in 1967 to form McDonald Bennahum and Co., which later joined with Ladenburg Thalmann and Co. where Mr. McDonald was a Senior Partner. Mr. McDonald joined Planet Oil Mineral Corporation in 1971 and became president in 1973. From 1975 until 1993, Mr. McDonald was affiliated with Stifel Nicolaus & Company and headed its municipal syndicate effort. Mr. McDonald received a Bachelor's Degree in Finance from the University of Oklahoma in 1960.

ITEM 10.  EXECUTIVE COMPENSATION.

     No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                     Number of Shares                Percent of
     Name and Address               Owned Beneficially               Class Owned
     ----------------               ------------------               -----------

Greg Jones (1)
211 N.  Robinson, Ste 200                 250,000                        12.2%
Oklahoma City, OK 73102

Mark A, Robertson (1)(2)
3033 N.W.  63rd., Ste 200                 265,000                        12.9%
Oklahoma City, OK 73116

Chris Cochran
211 N.  Robinson, Ste 200                 250,000                        12.2%
Oklahoma City, OK 73102

Robert G.  Rader
211 N.  Robinson, Ste 200                 250,000                        12.2%
Oklahoma City, OK 73102

Robert O.  McDonald (3)
211 N.  Robinson, Ste 200                 275,000                        13.4%
Oklahoma City, OK 73102

Gary Bryant (4)
46171 Manitou Drive                       260,000                        12.7%
Indian Wells, CA 92210

All directors and executive
officers (2 persons)                      515,000                        25.1%


(1) The person listed is an officer, a director, or both, of the Company.
(2) Includes 15,000 shares owned by Mr. Robertson's spouse, of which Mr. Robertson may be deemed to be the beneficial owner.
(3) Includes 25,000 shares owned by Mr. McDonald's spouse, of which Mr. McDonald may be deemed to be the beneficial owner.
(4) Includes 5,000 shares owned by Mr. Bryant's spouse, of which Mr. Bryant may be deemed to be the beneficial owner.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indemnification of Officers and Directors

     The Oklahoma Statutes provide that the Company may indemnify its officers and directors for costs and expenses incurred in connection with the defense of actions, suits, or proceedings where the officer or director acted in good faith and in a manner he reasonably believed to be in the Company's best interest and is a party by reason of his status as an officer or director, absent a finding of negligence or misconduct in the performance of duty.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Conflicts of Interest

     None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

     Each of the Company's officers and directors also are officers, directors, or both of several other Oklahoma based development-stage corporation in the same business as the Company. These companies may be in direct competition with the Company for available opportunities.

     None of the Company's officers and/or directors receives any compensation for their respective services rendered to the Company, nor have they received such compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of filing this report, the Company has no funds available to pay officers or directors. Further, none of the officers or directors is accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the company for the benefit of its employees.

     It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors were offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction would not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted Common Stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of filing this report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

     The Company has adopted a policy that its affiliates and management shall not be issued further common shares of the Company, except in the event discussed in the preceding paragraphs.

Previous Blank Check Experience

     While all of the Companies' officers, directors and insider shareholders have been involved in transactions involving "shell" corporations which are blank check or blind pool companies, prior to the three Avondale Capital and three Sherwood Capital companies, none of them have been previously involved in establishing a blank check or blind pool company offering to be used in a shell transaction. A "Blank Check" company is a company which is formed without a specified business as its purpose. A "Blind Pool" company is a company which has raised money through a public or private offering for use to acquire an unspecified, undesignated business or company. Since 1991 when rules for "Blind Pools" were changed very few "Blind Pools" have been founded.

     The following table reflects the status of each of the blank check companies in which the Company's promoters and management have an interest:

--------------------------------------------------------------------------------
     Company                Form 10 Filing        Status         Acquisition
--------------------------------------------------------------------------------

Avondale Capital I          4/24/01               Reporting          None
Avondale Capital II         5/24/01               Reporting          None
Avondale Capital III        5/30/01               Reporting          None
Sherwood Capital I          5/30/01               Reporting          None
Sherwood Capital II         6/05/01               Reporting          None
Sherwood Capital III        6/05/01               Reporting          None

No registered offering has been conducted by any of the companies listed in the table above.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.                         Document
-----------                         --------

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 5, 2001).

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 5, 2001 ).

4.1 Specimen Common Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 5, 2001 ).

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2001.

ITEM 14.  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SHERWOOD CAPITAL III CORP.


                                            By:  /s/  Greg Jones
                                               --------------------------------
                                                      Greg Jones
                                                      President and Director

                                                      Dated: March 27, 2002

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/  Greg Jones
   -------------------------------
          Greg Jones
          President and Director                       Dated: March 27, 2002


By:  /s/  Mark A. Robertson
   -------------------------------
          Mark A. Robertson
          Treasurer and Director                       Dated: March 27, 2002